Form 10QSB
period 1999-09-30
AEI ENVIRONMENTAL INC
filed 1999-11-16
CIK 1071305

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           September 30, 1999

            Commission file Number                   0-24987


                             AEI ENVIRONMENTAL, INC.

             (Exact Name of Registrant as Specified in its Charter)


                                     COLORADO
                (State or Other Jurisdiction of Incorporation)



                0-24987                                05-0499525
        (Commission File Number)         (I.R.S. Employer Identification Number)

   105 East First Street, Hinsdale, IL                   60521
(Address of Principal Executive Offices)               (Zip code)


                                  (630) 325-6900
             (Registrant's Telephone Number, Including Area Code)


                               CHUHAK &TECSON, P.C.
                      225 WEST WASHINGTON STREET, SUITE 1300
                              CHICAGO, IL 60606-3418
             ---------------------------------------------------
                     (Name and Address of agent for service)

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

Common Stock, $.001 Par Value - 10,271,780 as of
September 30, 1999.


             ---------------------------------------------------

                           FORWARD LOOKING STATEMENTS

             ---------------------------------------------------

THIS FORM 10-QSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY AEI ENVIRONMENTAL, INC. (HEREINAFTER REFERRED TO AS "AEI" AND/OR "COMPANY" AND/OR "REGISTRANT") OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

FIFTEEN U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF AEI AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS
ON WHICH SUCH STATEMENTS ARE BASED.

PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS
AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT
FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10-QSB, AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                           AEI ENVIRONMENTAL, INC.

                            FINANCIAL STATEMENTS

                         FOR THE THREE MONTHS ENDED

                      SEPTEMBER 30, 1999 AND THE PERIOD

                  FROM JANUARY 1, 1999 TO SEPTEMBER 30, 1999

                          AEI Environmental, Inc.
                       (A Development Stage Company)
                               BALANCE SHEET
                            September 30, 1999


                                   ASSETS

CURRENT ASSETS
 Cash and Cash Equivalents                  $     97,378
 Other Current Assets                            (93,108)

          Total Current Assets              $      4,270


TOTAL FIXED ASSETS                                28,458

TOTAL OTHER ASSETS
 A/D-Other Intangibles                            (1,055)
 A/D-Non Compete Agreement                       (16,421)
 A/D-Goodwill                                    (22,449)
 A/A-Organization Costs                           (1,737)
 Other Intangibles                                35,000
 LT Notes Receivable                             150,000
 Organizational Costs                           (230,556)
 Research & Development                        1,394,689
 Security Deposits                                 5,073


          TOTAL ASSETS                      $  1,345,073

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

          Total Current Liabilities         $     (3,722)

STOCKHOLDERS' EQUITY
     Common Stock, no par value
      40,000,000 Shares Authorized
      10,271,780 issued and outstanding          541,000
     Preferred Stock, $100 par value,
      10,000,000 Shares Authorized                     -

          Total Stockholders' Equity           1,337,869

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                       $  1,345,073

                          AEI Environmental, INC.
                       (A Development Stage Company)

                         STATEMENTS OF OPERATIONS
              For the Three Months ended September 30, 1999

                                       Three Months
                                       ended
                                       September 30, 1999

Revenue
                                       $            -

Expenses
 Legal Fees                                     1,443
 Other Professional Fees                       80,000
 Miscellaneous Office Expense                  15,000
 Rent                                          12,090
 Wages and Salaries                           141,079

          Total Expenses                      272,421


          NET LOSS                      $    (299,049)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                             AEI ENVIRONMENTAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


September 30, 1999

=====================================
NINE MONTHS ENDING SEPTEMBER 30, 1999
=====================================

The following information should be read in conjunction with the historical financial information included in Item 1 of this Quarterly Report.

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

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of September 30, 1999, reflects a total asset value of $1,345,073. The Company currently has no line of credit.

Results of Operations

     During the period from January 1, 1998 through September 30, 1999, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

     For the current fiscal year, the Company anticipates incurring a loss as a result of organizational expenses, expenses associated with registration under the Securities Exchange Act of 1934.

Need for Additional Financing

     The Company believes that its existing capital will be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of
1934, as amended, for a period of approximately one year.   There is no
assurance, however, that the available funds will ultimately prove to be adequate to allow it to fully execute its business plan, and, the Company's needs for additional financing are likely to increase substantially.

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

          None


ITEM 3.  Defaults Upon Senior Securities

          None


ITEM 4.  Submission of Matters to a Vote of Security Holders

          On September 13, 1999, the Company completed a merger with Oak Brook Capital I, Inc., ("OBC") a fully reporting 1934 Act public SEC shell company, which immediately thereafter changed its name to AEI Environmental, Inc. The merger was done specifically to enhance the Company's ability to have several options for future capital formation and to aid in attracting additional key employees. The NASD 15c211 disclosure form has been filed with the National Association of Securities Dealers (NASD) and the Company is expecting to begin OTC trading before the end of the calendar year.

          The Company is currently negotiating a private placement of a $4 million convertible preferred stock issue with an institutional investor.


ITEM 5.  Other Information

          None

ITEM 6.  Exhibits and Reports on Form 8 K

         a.  Exhibits

             Exhibit 27. Financial Data Schedule

         b.  Reports on Form 8 K

             -Filed on September 30, 1999, Item 1 and 2, Change of Control,
              Plan of Merger.

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


                         AEI ENVIRONMENTAL, INC.

                         /s/ Mark Margason

DATE: November 15, 1999  By:    MARK MARGASON
                         Name:  MARK MARGASON
                         Title: Vice Chairman

