Form 10QSB/A
period 1999-09-30
AEI ENVIRONMENTAL INC
filed 2000-02-15
CIK 1071305

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                  FORM 10-QSB/A

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           September 30, 1999

            Commission file Number                   000-24987


                             AEI ENVIRONMENTAL, INC.

             (Exact Name of Registrant as Specified in its Charter)


                                     COLORADO
                (State or Other Jurisdiction of Incorporation)



               000-24987                                05-0499525
        (Commission File Number)         (I.R.S. Employer Identification Number)

      215 Bluegrass Road, Suite C                         42135
(Address of Principal Executive Offices)                (Zip code)


                                  (877) 586-8688
             (Registrant's Telephone Number, Including Area Code)


                               CHUHAK & TECSON, P.C.
                      225 WEST WASHINGTON STREET, SUITE 1300
                              CHICAGO, IL 60606-3418
             ---------------------------------------------------
                     (Name and Address of agent for service)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                         AEI ENVIRONMENTAL, INC.

                          FINANCIAL STATEMENTS

                       FOR THE THREE MONTHS ENDED

                    SEPTEMBER 30, 1999 AND THE PERIOD

                        FROM APRIL 30, 1998 (DATE

                   OF INCEPTION) TO SEPTEMBER 30, 1999

                             December 8, 1999



AEI Environmental, Inc.
Hinsdale, Illinois


We have compiled the accompanying balance sheet of AEI Environmental, Inc. (a development stage company) as of September 30, 1999, and the related statements of operations, changes in stockholders' equity and retained deficit accumulated during the development stage, and cash flows for the three months then ended and for the period from April 30, 1998 (date of inception) to September 30, 1999, and the supplementary information contained in Schedule B-1 for the periods then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting, in the form of financial statements, information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As shown in the financial statements, the Company has incurred considerable cost in organizing its business and establishing itself in the marketplace during the development stage. Its ability to remain viable depends on a combination of generating revenue before exhausting its present investment stake and/or its ability to obtain additional capital. Management's plans in regard to these matters are described in Note 2 and Note 5. The financial statements do not contain any adjustments which may result from the outcome of this uncertainty.

                                                                    EXHIBIT A

                         AEI Environmental, Inc.
                      (A Development Stage Company)
                             BALANCE SHEET
                           September 30, 1999
                  (See Accountants' Compilation Report)


                                ASSETS


CURRENT ASSETS
  Cash and Cash Equivalents                   $        7,064
  Accounts Receivable                                  3,098
  Interest Receivable                                  3,407
  Costs and Estimated Earnings
    In Excess of Billings                             35,000
  Prepaid Expenses                                     9,656

         Total Current Assets                              $   58,225

PROPERTY AND EQUIPMENT
  Furniture and Fixtures                              35,651
  Computer Equipment and Software                     20,458
  Leasehold Improvements                              25,819
                                                     _______
                                                      81,928
  Less:  Accumulated Depreciation                    (29,108)
                                                     _______

         Net Property and Equipment                        $   52,820

OTHER ASSETS
     Patents                                          77,719
     Non-Compete Agreement (Net of
       Accumulated Amortization of $25,000)           75,000
    Goodwill (Net of Accumulated Amortization
       of $33,766)                                   641,555
    Other Intangible Asset (Net of Accumulated
       Amortization of $3,987)                        31,013
    Loans Receivable                                 150,000
    Restricted Cash                                   50,000
    Deposits                                           3,633
                                                     _______

          Total Other Assets                       1,028,920

          TOTAL ASSETS                            $1,139,965

The accompanying notes are an integral part of this financial statement.

                                                                    EXHIBIT A

                           AEI Environmental, Inc.
                        (A Development Stage Company)
                                BALANCE SHEET
                              September 30, 1999
                    (See Accountants' Compilation Report)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank Overdraft                               $    36,527
  Current Portion - Capital Lease Obligations        3,985
  Accounts Payable                                 239,873
  Accrued Expenses                                 129,140

       Total Current Liabilities                           $   409,525

LONG-TERM LIABILITIES
  Long-Term Portion - Capital Lease Obligations                  6,624

STOCKHOLDERS' EQUITY
  Common Stock, No Par Value
    40,000,000 Shares Authorized;
    8,597,035 Shares Issued and Outstanding      3,390,440
  Preferred Stock, $100 Par Value,
    10,000,000 Shares Authorized; 0 Shares
    Issued and Outstanding                               -
  Stock Subscriptions Receivable                   (41,000)
  Deficit Accumulated During the
    Development Stage                           (2,625,624)
                                                __________

        Total Stockholders' Equity                             723,816
                                                               _______

        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                             $ 1,139,965


<F1> The accompanying notes are an integral part of this financial statement.

                                                                    EXHIBIT B

                         AEI Environmental, Inc.
                      (A Development Stage Company)
                        STATEMENTS OF OPERATIONS
        For the Three Months ended September 30, 1999 and for the
   Period from April 30, 1998 (Date of Inception) to September 30, 1999
                  (See Accountants' Compilation Report)



                                     Three Months          April 30, 1998
                                        ended           (Date of Inception)
                                   September 30, 1999  to September 30, 1999
                                   _________________   _____________________
Expenses
  Research and Development Expenses   $    369,318      $       1,426,827
    Loss on Contract                             -                 59,341
    Operating Expenses                     468,022              1,161,747

       Total Expenses                      837,340              2,647,915

Loss From Development Stage Activities    (837,340)            (2,647,915)
                                      ____________             ___________

Other Income/(Expense)
  Miscellaneous Income                       4,986                 33,164
  Interest Expense                            (400)               (10,873)
                                      ____________             ___________

       Total Other Income/(Expense)          4,586                 22,291
                                      ____________             ___________

       NET LOSS                       $   (832,754)           $(2,625,624)


    The accompanying notes are an integral part of this financial statement.


                                                                     EXHIBIT C

                           AEI Environmental, Inc.
                        (A Development Stage Company)
              Statements of Changes in Stockholders' Equity and
          Retained Deficit Accumulated During the Development Stage
          For the Three Months Ended September 30, 1999 and for the
    Period From April 30, 1998 (Date of Inception) to September 30, 1999
                    (See Accountants' Compilation Report)


               Agtech Environmental, Inc.                                           AEI Environ.  Deficit
                          Class A               Class B             Class C         (F/K/A Oak    Accum.
                     $.01 Par Add'l       $.01 Par  Add'l      $.01 Par Add'l      Brook Cap. I, During the   Stock
              Date ofValue    Paid-in     Value     Paid-in    Value    Paid-in    Inc., No Par  Development  Subscrip. Stockhold.
              Trans. Common   Capital     Common    Capital    Common   Capital    Value Common  Stage        Receiv.   Equity


Common Stock
(no par
value) of
AEI
Environmental,
Inc.          04/30  $  3,965 $   (3,965) $      0  $       0  $ 19,825 $ (19,825) $         0   $         0  $       0 $         0

Common Stock
(no par value)
of Oak Brook
Capital I, Inc.                                                                          4,200                                4,200

Shares issued
pursuant to
consulting    June&
agreements    Sept.,
              1998        700     34,300                                                                                     35,000

Shares issued
in connection
with business
acquisition   12/31                          8,000    792,000                                                               800,000

Shares granted
to employees
of MPI        05/04                            871       (871)                                                                    0

Shares issued
as incentive
bonus                                       15,000                                                                           15,000

Sale of stock          22,904  1,422,684                         28,416   177,126                                         1,651,130

Exercise of
stock options             700                                                                                                   700

Conversion of
shares from
debt agreem.  06/30     3,755    296,655                                                                                    300,410

Net(loss) from
April 30, 1998
(date of
inception) to
June 30, 1999 06/30                                                                               (1,792,870)            (1,792,870)

Balance June
30, 1999               32,024  1,749,674    23,871    791,129    48,241   157,301        4,200    (1,792,870)         0   1,013,570

Sale of stock           5,400    534,600                                                                                    540,000

Subscriptions
of Stock      Sept.,
              1999      4,100     36,900                                                                        (41,000)          0

Exercise of
stock
options       Sept.,
              1999      1,000      2,000                                                                                      3,000

Common Stock
Retired at
Time of Merger09/13   (42,524)(2,321,174)  (25,871)  (791,129)  (48,241) (157,301)                                       (3,386,240)

Common Stock
(no par value)
Issued at Time
of Merger     09/13                                                                  3,386,240                            3,386,240

Net loss for
the Three
Months Ended
September 30,
1999          09/30                                                                                 (832,754)              (832,754)

Balance
September 30,
1999                 $      0 $        0  $      0   $      0  $      0  $      0   $3,390,440   $(2,625,624) $ (41,000) $  723,816



The accompanying notes are an integral part of this financial statement.


                                                                     EXHIBIT D
                          AEI Environmental, Inc.
                       (A Development Stage Company)
                         STATEMENTS OF CASH FLOWS
           For the Three Months ended September 30, 1999 and for the
        Period From April 30, 1998 (Date of Inception) to September 30, 1999
                    (See Accountants' Compilation Report)



                                                Three Months          April 30, 1998
                                                End                   (Date of Inception)
                                                September 30, 1999    to September 30, 1999

Cash Flows from Operating Activities
     Net Loss                                     $    (832,754)       $ (2,625,624)
     Adjustments to Reconcile Net Loss to
     Net Cash (Used) by Operating Activities:
          Depreciation and Amortization                  28,533              91,861
          Accrued Penalties and Interest in Relation
            to Debt Conversion                              -                25,409
          Pre-Merger Costs Incurred by
            Original Corporation                            -                 4,200
          Change in Accounts Receivable                   7,346              (3,098)
          Change in Interest Receivable                   1,735              (3,407)
          Change in Costs and Estimated
            Earnings in Excess of Billings              (18,108)            (35,000)
          Change in Prepaid Expenses                      9,447              (9,656)
          Change in Bank Overdraft                       36,527              36,527
          Change in Accounts Payable                     76,843             239,873
          Change in Accrued Expenses                     77,101             129,140

          Total Adjustments                             219,424             475,849

          Net Cash (Used) by Operating Activities      (613,330)         (2,149,775)

     Cash Flows From Investing Activities:
          Purchase of Property and Equipment               -                (29,328)
          Patent Development                               -                (77,719)
          Deposits                                        2,400              (3,633)

     Net Cash Provided (Used) by Investing Activities     2,400            (110,680)

The accompanying notes are an integral part of this financial statement.



                                                                    EXHIBIT D
                           AEI Environmental , Inc.
                           STATEMENT OF CASH FLOWS
           For the Three Months ending September 30, 1999 and for the
       Period from April 30, 1998 (Date of Inception) to September 30, 1999
                     (See Accountants' Compilation Report)



                                                 Three Months         April 30, 1998
                                                 Ended                (Date of Inception)
                                                 September 30, 1999   to September 30, 1999

CASH FLOW FROM FINANCING ACTIVITIES:
     Repayments on Loans Receivable                 $      15,000     $   15,000
     Advances on Loans Receivable                            -          (165,000)
     Capital Contributions (Net of Negotiation Fees
       of $305,000                                        543,000          2,484,831
     Capital Lease Repayments                              (4,958)       (17,312)
     Increase in Restricted Cash                             -           (50,000)

Net Cash Provided by Financing Activities                 553,042      2,267,519

Net Increase (Decrease) in Cash and Cash
    Equivalents                                           (57,888)         7,064

Cash and Cash Equivalents, Beginning                       64,952           -

Cash and Cash Equivalents, Ending                  $        7,064      $   7,064


Supplemental Disclosures:

     Interest Paid                                 $          400      $   1,464

     Income Taxes Paid                             $          0        $     0

Non - Cash Investing and Financing Activities:
     Assets Acquired in Exchange for Stock:
        Goodwill                                   $          -        $ 675,321
        Non-Compete Agreement                                 -          100,000
        Other Intangible Assets                               -           35,000
        Property and Equipment                                -           24,679
                                                                       $ 835,000

The accompanying notes are an integral part of this financial statement.



                                                                     EXHIBIT D
                            AEI Environmental , Inc.
                            STATEMENT OF CASH FLOWS
               For the Three Months ending September 30, 1999 and for the
          Period from April 30, 1998 (Date of Inception) to September 30, 1999
                       (See Accountants' Compilation Report)


                                                Three Months          April 30, 1998
                                                Ended                 (Date of Inception)
                                                September 30, 1999    to September 30, 1999
Stock Issued in Lieu of Payments of
  Expenses                                       $        -          $  25,409

Stock Subscriptions Receivable                   $      41,000       $  41,000

Equipment Purchased by Capital Lease             $        -          $  27,921

The accompanying notes are an integral part of this financial statement.


                           AEI Environmental, Inc.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1999


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)  Description of Development Stage Activities

            The Company has been in the development stage since its formation on April 30, 1998. It expects to design, manufacture, and install waste treatment and cooling systems for dairy and livestock operations and to supply necessary chemical products to system users.

            The Company expects to negotiate contacts with commercial livestock operations for the installation of these systems and may finance these contracts through a series of progress payments from the customer or by granting credit to the customer until the system begins operating.

            The Company is relying on its own estimates of the size of the potential market for its products based on trends showing increases in size of livestock and dairy operations, the growing environmental sensitivity and resulting economic stimuli to deal with waste products in a safe and controlled manner, and its assumption that productivity increases brought about by its products will create economic advantages which will justify their costs.

            The Company expects to evolve from the development stage to the operating stage with the continuing refinement of its product lines and to commence delivering systems under contracts in the second quarter of this fiscal year.

     (b)    Method of Accounting

            Assets, liabilities, revenues and expenses are recognized on the accrual method of accounting, with revenues and costs of installation to be recognized under the percentage-of-completion method of accounting for contracts. Under the percentage of completion method, income is recognized in the ratio that the cost incurred bears to the estimated total cost. This method is used because management considers total cost to be the best available measure of progress on contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term. Adjustments to cost estimates are made periodically, and expected losses incurred on contracts in progress are charged to operations in the period such losses are determined. The aggregate of costs incurred and income recognized on uncompleted contracts in excess of related billings is shown as a current asset, and billings in excess of cost and income recognized are shown as a current liability.

                              AEI Environmental, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                SEPTEMBER 30, 1999


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (c)   Use of Estimates

           The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     (d) Basis for Assigning Amounts to Equity Securities Issued for Other Than Cash

           Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in the exchange.

     (e)   Cash and Cash Equivalents

           The Company considers all short-term investments in interest-bearing accounts, securities, and other instruments with an original maturity of three months or less, to be equivalent to cash.

     (f)   Allowance for Doubtful Accounts

           Accounts receivable are reviewed periodically by management to determine the adequacy of the allowance for doubtful accounts. Amounts due from related parties are considered in relation to their individual agreements. Based upon management's evaluation as of September 30, 1999, an allowance for doubtful trade accounts was not considered necessary.

     (g)   Fixed Assets

           Fixed assets, including capitalized equipment acquired by leases, are stated at cost. Depreciation is computed using the straight-line and accelerated methods, over the following estimated useful lives:

                                                                Years
                      Furniture and Fixtures                      5
                      Computer Equipment and Software             5
                      Leasehold Improvements                      5

                         AEI Environmental, Inc.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1999


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (g)   Fixed Assets (Continued)

           Amortization expense on assets acquired under capitalized leases is included with depreciation expense of owned assets. Depreciation expense for the three months ended September 30, 1999 and from April 30, 1998 (date of inception) to September 30, 1999 was
           $5,905 and $29,108 respectively.

     (h)   Organizational Expenses

           In April, 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities, which requires costs relating to start-up activities and organizational expenses to be expensed as incurred. The Company has adopted this SOP during its development stage, and accordingly, these costs, in the amount of $61,358, have been expensed for the period from April 30, 1998 (date of inception) to September 30, 1999.

     (i)   Patents

           The Company has capitalized certain expenditures relating to patent search and the development of a prototype of its waste treatment technology. Although the Company had not yet applied for a patent for its cooling technology at September 30, 1999, it is the intent of management to patent the system upon completion of testing of the final prototype.

     (j)   Non-Compete Agreement

           In December 1998, the Company purchased substantially all of the assets and other intangibles of Numan Industries, Inc. in exchange for 800,000 shares of common stock. In connection with this purchase, the Company entered into a covenant not to compete with the owners (Covenantors) of the Seller. The Covenantors have agreed that for a period of three years they will not directly or indirectly service any customer of the Company or engage in any business competitive with the Company. The intangible asset is being amortized over the term of the agreement. Amortization on the covenant not to compete for the three months ended September 30, 1999 and for the period from April 30, 1998 (date of inception) to September 30, 1999 was $8,379 and $25,000, respectively.


                                   AEI Environmental, Inc.
                                (A Development Stage Company)
                                NOTES TO FINANCIAL STATEMENTS
                                      SEPTEMBER 30, 1999


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (k)   Goodwill

           The asset, "Goodwill" relates to the purchase of Numan Industries, Inc. as described above and is being amortized over fifteen years. Amortization expense of goodwill for the three months ended September 30, 1999 and for the period from April 30, 1998 (date of inception) to September 30, 1999 was $11,317 and $33,766, respectively.

     (l)   Other Intangible Assets

           On September 1, 1998, the Company entered into an agreement with an agency to assist in acquiring state and Federal funding for the Company's research activities. Common stock valued at $12,500 was issued in exchange for these services.

           During 1999, the company exchanged Common Stock valued at $22,500 for consulting services.

           These assets are being amortized over three years. Amortization expense of other intangible assets for the three months ended September 30, 1999 and for the period from April 30, 1998 (date of inception) to September 30, 1999 was $2,932 and $3,987 respectively.

     (m)   Research and Development

           Research and development costs incident to new product development are charged to the respective expense category when the costs are incurred.

     (n)   Advertising

           The Company follows the policy of charging the costs of advertising to expense as incurred.

                             AEI Environmental, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (o)   Income taxes

           Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting. Deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable when the assets and liabilities are recovered or settled. Valuation allowances are established, if necessary, to reduce deferred tax assets to the amount that will more likely than not be realized.

     (p)   Business Combinations

           Business combinations are accounted for as a pooling of interest.


2.   GOING CONCERN

     These financial statements have been prepared under the assumption the Company will continue its development stage activities and eventually emerge as a going concern. This assumption is conditioned on the Company's ability to generate revenue before exhausting its original capital stake, and/or attracting additional capital. Although no revenue producing contracts have been signed, management is in the final stages of negotiations on four separate contracts for the cooling system. In addition, marketing and sales efforts related to the odor control product are expected to commence shortly after January 1, 2000. As described in Note 5, management has also taken steps to attract additional capital.

3.   CONTRACTS IN PROGRESS

     As described in Note 1, the Company accounts for it long-term contracts under the percentage of completion method of accounting. As of September 30, 1999, the Company had one contract that had recoverable costs in excess of billings as follows:

          Costs minus estimated losses incurred
             on uncompleted contracts                     $75,000
          Less:  Billings on uncompleted contracts         40,000

          Costs and estimated earnings in                 $35,000
             excess of billings

                            AEI Environmental, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999



4.   RELATED PARTY TRANSACTIONS

     Loans Receivable

     The Company has an unsecured loan receivable due from the President and CEO of the Company. The loan is for $75,000 dated July 1, 1998, due July 1, 2001, and bears interest at 5%. Interest income accrued relating to this note at September 30, 1999 was $945.

     The Company has two unsecured loans receivable from the Vice-President of Sales. A three year loan dated January 15, 1999 for $45,000 bearing interest at 5% is outstanding as of September 30, 1999. A three year loan for $30,000 dated March 1, 1999 bearing interest at 5% was also outstanding as of September 30, 1999. Both loans are due March 1, 2002. Interest income accrued relating to these notes at September 30, 1999 was $2,462.

     Included in miscellaneous income, for the three months ended September 30, 1998 and April 30, 1998 (date of inception) to September 30, 1999, is $1,890 and $7,032, of interest income related to these officer loans.

     The following is a summary of loans receivable as of September 30:

                Total Loans Receivable              $150,000
                Less:   Current Maturities              -

                                                    $150,000

     Consulting Agreements

     The Company has a consulting contract with a management consulting firm owned, in part, by one of the Company's management employees. The contract is effective July 1, 1999 and continues for three years, with an option to renew for an additional two years.

     The agreement calls for payment of a $75,000 fee, and issuance of 400,000 shares of stock upon completion of the merger described in Note 5. As of September 30, 1999, the Company has an accrued liability of $50,000 relating to that transaction. The agreement also provides for additional minimum consulting fee of $75,000 and a maximum consulting fee of $375,000 for raising between $500,000 and $4,000,000 of additional capital. As of September 30, 1999, $75,000 has been accrued.

                               AEI Environmental, Inc.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 1999


4.  RELATED PARTY TRANSACTIONS (CONTINUED)

     The contract calls for payment of monthly consulting fees of $15,000 throughout the term of the contract. The following is a schedule of minimum consulting fees required under the contract as of September 30:

                     Twelve Months ending
                         September 30               Amount

                           2000                  $  180,000
                           2001                     180,000
                           2002                     180,000
                           2003                     180,000
                           2004                     135,000
                                                 $  855,000

     The agreement also provides for a $125,000 annual expense allowance for travel, entertainment and promotion.

     During the three months ended September 30, 1999, and for the period from April 30, 1998 (inception) through September 30, 1999 the Company incurred consulting fees and other expenses related to the management company as follows:


                              Three Months                  April 30,1998
                              Ended                         (Date of Inception)
                              September 30, 1999            to September 30, 1999

     Consulting Fees             $    45,000                  $  165,000

     Capital Consulting Fees          25,000                     229,500

     Fees Relating to Merger         150,000                     150,000

     Reimbursed Expenses                -                         74,224

     TOTAL                       $   220,000                  $  618,724


     Included in accounts payable at September 30, 1999, is $50,000 due to one of the stockholder's for fees related to the merger.


                                 AEI Environmental, Inc.
                              (A Development Stage Company)
                              NOTES TO FINANCIAL STATEMENTS
                                   SEPTEMBER 30, 1999


5.  MERGER

     On September 13, 1999, AGTech Environmental, Inc. completed a merger with Oak Brook Capital I, Inc., ("OBC") a fully reporting 1934 Act public SEC shell company, which immediately thereafter changed its name to AEI Environmental, Inc. The merger was done specifically to enhance the Company's ability to have several options for future capital formation and to aid in attracting additional key employees. The NASD 15c211 disclosure form has been filed with the National Association of Securities Dealers (NASD) and the Company is expecting to begin OTC trading early in the year 2000.

     The merger is accounted for as a pooling of interests. At the time of the merger, OBC had no assets or liabilities. The entity had no revenue and incurred expenses of $4,200. All other revenue and expenses up to the date of combination were incurred by the Agtech Environmental, Inc. OBC's authorized capital consisted of 40,000,000 shares of common stock, no par value, and 10,000,000 shares of $100 par value preferred stock.

     Upon completion of the merger, all shares of Agtech Environmental, Inc. were converted to shares of AEI Environmental, Inc. at the following conversion rates.



                Agtech Environmental                  AEI Environmental, Inc.
          1 Share Class A, $0.01 par value   =        1 Share No Par, Common
          1 Share Class B, $0.01 par value   =        0.28249 Shares No Par, Common
          1 Share Class C, $0.01 par value   =        0.6667 Shares No Par, Common


     In connection with the merger, and to show a sign of good faith, the Company deposited $50,000 into an account to guarantee that OBC would be reserved and made exclusively available to the Company in order to consummate the merger. The full amount is payable to the majority stockholders of OBC. As of September 30, 1999, the funds had not been released.

                           AEI Environmental, Inc.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1999


6.  CAPITALIZED LEASE OBLIGATIONS

     The Company leases certain office furniture and equipment under obligations that have been classified as capital leases. The equipment leased has been recorded as fixed assets and is being depreciated over the economic life of those assets. Net book values of the leased equipment, as of September 30, 1999, is as follows:

           Equipment                               $28,277
           Less:  Accumulated Amortization          11,571

           Net Leased Property Under
           Capitalized Leases                      $16,706

     Amortization of capitalized leases assets included in depreciation expense for the three months ended September 30, 1999 and for the period from April 30, 1998 (date of inception) to September 30, 1999 was $1,868 and $11,571, respectively.

     The future minimum lease payments required by the above-capitalized leases together with the present value of the net minimum lease payments for the twelve month period ended September 30 are as follows:

                   2000                         $  4,416
                   2001                            4,416
                   2002                            2,489

     Total minimum lease payments                 11,321
     Less:  Amount representing interest             712

     Present value of net minimum lease
          payments                                10,609

     Less:  Current Portion                        3,985
                                                $  6,624

                          AEI Environmental, Inc.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1999


7.  INCOME TAXES

     Deferred tax assets are recognized for operating losses that are available to offset future taxable income. The valuation allowance is necessary due to uncertainty about the Company's ability to utilize all of the loss carryforwards before they expire. The Company's deferred tax assets and deferred tax valuation allowance as of September 30, 1999 are as follows:

            Total deferred tax assets     $ 962,568

            Less valuation allowance       (962,568)

            Net deferred tax assets       $    -


     The income tax provision for the three months ending September 30, 1999, is as follows:


                                       Three Months        April 30, 1998
                                         ended          (Date of Inception) to
                                    September 30, 1999    September 30, 1999

     Current                         $       -            $        -

     Deferred                            (247,100)             (962,568)

     Increase in Valuation Allowance      247,100               962,568

     Total                           $       -            $        -


     As September 30, 1999 the Company has net operating loss carryforwards of $1,788,672. If not used, these loss carryforwards will expire in twenty
     (20) years.

                               AEI Environmental, Inc.
                           (A Development Stage Company)
                           NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

8.  COMMITMENTS

     Operating Lease Obligations

     The Company leases operating facilities in Franklin, Kentucky under an operating lease originally dated August 24, 1998 and expiring on September 1, 2000. Terms of the lease require annual rent of $12,960 plus payment of all operating expenses of the leased facilities. The Company leased additional operating facilities under an operating lease dated November 1, 1998 and expiring on October 31, 2000. Terms of this additional lease require rent of $16,560 plus payment of all operating expenses of the leased facilities.

     These two leases are renewable for an additional one-year term with an additional rental increase on September 1, 1999 and October 31, 2000 that will be tied to the increase in the Consumer Price Index.

     The Company leases operating facilities on Goldsboro, North Carolina from Wooten Oil Company Assigns under an operating lease originally dated February 8, 1999, and expiring on February 8, 2000. Terms of the lease require annual rent of $9,000 plus payment of all operating expenses of the building. The lease is renewable for an additional one-year term with an additional rental increase on February 8, 2000, which will be tied to the increase in the Consumer Price Index.

     The future minimum lease payments required, not including potential increases in the Consumer Price Index, for these leases are as follows for the twelve month period ending September 30:

                         2000     $   32,520
                         2001          1,380

                        Total     $   33,900


     The Company has various leases with non-related entities under lease agreements beginning in 1998 and expiring in 2002. The minimum annual rental payments required under these leases, having initial or remaining non-cancelable terms in excess of one year, are as follows for the years ending September 30:

                         2000     $   11,357
                         2001         11,009
                         2002          1,784

                        Total     $   24,150

                           AEI Environmental, Inc.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                              September 30, 1999


8.  COMMITMENTS (CONTINUED)

     Rent expense for these leases for the three months ended September 30, 1999 and for the period from April 30, 1998 (date of inception) to September 30, 1999 was $13,924 and $69,731, respectively.

     Employment and other Service Agreements

     The Company has employment and independent contractor agreements with officers, employees, and stockholders that were entered into in 1998 and expiring in 2001.

     These employment agreements automatically renew for two additional years. Each agreement specifies the amount of compensation to be paid and the fringe benefits to which the officer or employee or stockholder is entitled.

     Additionally, each agreement provides an option to purchase class B common stock at .01 per share in a vesting schedule stipulated in the agreement.

     Other

     The Company entered an exclusive four year agreement dated June 22, 1998, and amended December 11, 1998, to use A-Tek Technologies for the development of hardware and software related to the Company's cooling and waste treatment systems. A-Tek is a shareholder of the Company.

     The Company entered a three-year agreement dated September 1, 1998, to utilize Pearce Research Associates, Inc. to strategize and to market the Company's lagoon-less technology in order to obtain state and federal grants. Pearce Research Associates, Inc. is a shareholder of the Company.

                              AEI Environmental, Inc.
                           (A Development Stage Company)
                           NOTES TO FINANCIAL STATEMENTS
                                September 30, 1999


9.  CAPITAL STOCK


     The following schedule summarizes the share activity of the capital stock from inception through September 30, 1999:



                                                 AG Tech Environmental, Inc.

                                                                                                             AEI
                                        $.01 Par                    $.01 Par           $.01 Par              OBC Capital 1, Inc.)
                                        Value, Class                Value, Class       Value, Class          No Par
                                        A Common                    B Common           C Common              Common
                                        Stock                       Stock              Stock                 Stock

Balance April 30, 1998
Shares granted to founders                 396,500                                     1,982,500                 1,228,000
Shares granted to employees of MPI                                       80,000
Issuance of shares as incentive bonus                                 1,500,000
Issuance of shares in connection with
  Business Acquisition                     800,000
Sale of capital stock                    2,292,345                                     2,841,600
Exercise of stock options                   70,000
Issuance of shares relating to                                           70,000
    Consulting Agreements
Conversion of shares from debt
  agreement                                375,512                            0                0

Balance June 30, 1999                    3,204,357                    2,380,000        4,824,100        1,228,000

Sale of Capital Stock                      591,000
Exercise of Stock Options                  100,000                    1,100,000
Issuance of shares in connection with
  Asset Acquisition                        160,000
Issuance of shares in connection with
  merger                                                                                 300,000
Issuance of shares relating to
  Consulting Agreements                     25,000
Common Stock retired at time of merger  (3,895,357)                  (3,665,000)      (5,124,100)
Common Stock Issued at time of
merger                                                                                                            7,369,035


Balance September 30, 1999                    -                           -                   -                   8,597,035

     Preferred Stock

     The Company has authorized 10,000,000 shares of $100 par value preferred stock. As of September 30, 1999, none are issued and outstanding. The participation and liquidation rights as of the preferred shares have not been determined.


10.  RESEARCH AND DEVELOPMENT EXPENSES

     As of September 30, 1999, the Company is in the development stage. During the three months ended September 30, 1999 and the period from April 30, 1998 (date of inception) to September 30, 1999, research and development expenses were as follows:



                              AEI Environmental, Inc.
                           (A Development Stage Company)
                           NOTES TO FINANCIAL STATEMENTS
                                September 30, 1999

10.  RESEARCH AND DEVELOPMENT EXPENSES (CONTINUED)

                                     Three Months         April 30, 1998
                                     ended                (Date of Inception) to
                                     September 30, 1999   September 30, 1999

          Consultant Expenses        $   277,036          $1,018,826
          Management Fees                 45,000             173,775
          R & D Miscellaneous             29,166              89,010
          R & D Salaries                  18,116             145,216
          Total                      $   369,318          $1,426,827

11.  CONCENTRATIONS OF CREDIT RISK

     The Company maintains its cash balances in one financial institution located in Hinsdale, Illinois. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's cash balances exceed these insured limits from time to time.

12.  DEBT EXCHANGED FOR STOCK

     On March 9, 1999, the Company executed convertible notes in the amount of 275,000 due June 9, 1999 with two shareholders, each bearing an interest rate of 8.75%. Each note also contained a penalty clause charging the maker of the note 11.75% interest on all outstanding principal and interest as well as an additional 10,000 shares each of common stock for every 30 day period the note has not been paid. The holder of each note may convert the outstanding principal, and accrued interest into common stock at a conversion price of $.80 share. Attached to each note is a stock warrant for 100,000 shares of Common stock at par. This stock warrant is exercisable within five years of the date of the related note.

     On June 30, 1999, the shareholder's converted their notes as follows:

                                               #  1                 #  2
     Principal                                $137,500            $137,500
     Accrued Interest @ 8.75%                    3,008               3,008
     Accrued Interest @ 11.75%                   1,697               1,697

     Total principal and accrued interest     $142,205            $142,205

     Total number of shares exchanged          177,756             177,756
     Additional Class A shares issued
       due to note past due                     10,000              10,000
     Total shares converted into Common
       Stock                                   187,756             187,756

                              AEI Environmental, Inc.
                           (A Development Stage Company)
                           NOTES TO FINANCIAL STATEMENTS
                                 September 30, 1999


13.  STOCK OPTIONS

     During its development stage, the Company has granted stock options to certain individuals as an incentive to become associated with the Company in key management positions.

     At September 30, 1999, there were 887,531 shares of common stock reserved for the granting of these options.

     Unexercised Options at April 30, 1998                               -
     Granted                                                         1,618,322
     Exercised                                                         730,791
     Expired                                                             -
     Unexercised Options at September 30, 1999                         887,531
     Non-vested Options at September 30, 1999                          635,605

     All options are exercisable at $.01 per share and are subject to the conversion rated for Class B stock described in Note 5. Certain options are subject to a vesting schedule. All options are fully vested by December 31, 2001. All options expire between June 2002 and December 2002.

                                                                  SCHEDULE B-1
                           AEI Environmental, Inc.
                        (A Development Stage Company)
                       SCHEDULES OF OPERATING EXPENSES
            For the Three Months ended September 30, 1999 and for the
       Period from April 30, 1998 (Date of Inception) to September 30, 1999
                   (See Accountants' Compilation Report)


                                               Three Months                 April 30, 1998
                                               Ended                        (Date of Inception)
                                               September 30, 1999           to September 30, 1999

Advertising and Business Promotion             $      874                   $       11,311
Amortization                                       22,628                           62,753
Auto Expenses                                       8,704                           38,650
Bank Charges                                          725                              725
Depreciation                                        5,905                           29,108
Equipment Rental                                    2,321                            2,321
Insurance                                          16,784                           69,521
Office Expenses                                    11,133                           62,070
Office Salaries                                    11,993                           55,603
Officers' Salaries                                 96,050                          249,092
Organization Expenses                                   -                           61,358
Postage                                               835                              835
Outside Service and Professional Fees             242,026                          306,834
Rent                                                9,720                           44,644
Taxes                                               7,061                           40,839
Telephone                                           9,407                           37,904
Travel and Entertainment                           19,628                           85,951
Utilities                                           2,228                            2,228

Total                                     $       468,022                  $     1,161,747



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


                              AEI ENVIRONMENTAL, INC.

                              /s/ Mark Margason

DATE: February 11, 2000       By:    MARK MARGASON
                              Name:  MARK MARGASON
                              Title: Vice Chairman

