Form 10QSB
period 1999-12-31
AEI ENVIRONMENTAL INC
filed 2000-02-22
CIK 1071305

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           December 31, 1999

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

Common Stock, $.001 Par Value - 10,271,780 as of
December 31, 1999.


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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                         AEI ENVIRONMENTAL, INC.

                          FINANCIAL STATEMENTS

                        FOR THE SIX MONTHS ENDED

                            DECEMBER 31, 1999

                                                                    EXHIBIT A

                         AEI Environmental, Inc.
                      (A Development Stage Company)
                              BALANCE SHEET
                            December 31, 1999

                                ASSETS


CURRENT ASSETS
  Cash and Cash Equivalents                   $        1,291
  Due from Affiliate                                  10,000
  Interest Receivable                                  5,297
  Costs and Estimated Earnings
    In Excess of Billings                             50,000
  Prepaid Expenses                                    66,054

         Total Current Assets                              $  132,642

PROPERTY AND EQUIPMENT
  Furniture and Fixtures                              52,069
  Computer Equipment and Software                     20,458
  Leasehold Improvements                              25,819
                                                     _______
                                                      98,346
  Less:  Accumulated Depreciation                    (36,107)
                                                     _______

         Net Property and Equipment                        $   62,239

OTHER ASSETS
     Patents                                          77,719
     Non-Compete Agreement (Net of
       Accumulated Amortization of $33,379)           66,621
    Goodwill (Net of Accumulated Amortization
       of $45,083)                                   630,238
    Other Intangible Asset (Net of Accumulated
       Amortization of $6,920)                        28,080
    Loans Receivable                                 150,000
    Deposits                                           3,633
                                                     _______

          Total Other Assets                         956,291

          TOTAL ASSETS                            $1,151,172

                                                                    EXHIBIT A

                           AEI Environmental, Inc.
                        (A Development Stage Company)
                               BALANCE SHEET
                             December 31, 1999

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank Overdraft                               $    46,916
  Current Portion - Capital Lease Obligations        4,246
  Loans Payable-Related Party                       79,407
  Accounts Payable                                 303,271
  Accrued Expenses                                 235,713

       Total Current Liabilities                           $   669,553

LONG-TERM LIABILITIES
  Long-Term Portion - Capital Lease Obligations                  5,597

STOCKHOLDERS' EQUITY
  Common Stock, No Par Value
    40,000,000 Shares Authorized;
    8,957,035 Shares Issued and Outstanding      3,751,540
  Preferred Stock, $100 Par Value,
    10,000,000 Shares Authorized; 0 Shares
    Issued and Outstanding                               -
  Stock Subscriptions Receivable                    (1,000)
  Retained Deficit                              (3,274,518)
                                                __________

        Total Stockholders' Equity                             476,022
                                                               _______

        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                             $ 1,151,172

                                                                    EXHIBIT B

                         AEI Environmental, Inc.
                      (A Development Stage Company)
                        STATEMENTS OF OPERATIONS
               For the Six Months ended December 31, 1999



                                        Six Months
                                        ended
                                        December 31, 1999
                                        ___________________
Expenses
  Research and Development Expenses     $    566,907
  Loss on Contract                                 -
  Operating Expenses                         919,071

       Total Expenses                      1,485,978

Loss From Development Stage Activities    (1,485,978)
                                        ___________________

Other Income/(Expense)
  Miscellaneous Income                         5,147
  Interest Expense                              (817)
                                        ___________________

       Total Other Income/(Expense)            4,330
                                        ___________________

       NET LOSS                         $ (1,481,648)


                                                                     EXHIBIT C

                           AEI Environmental, Inc.
              Statements of Changes in Stockholders' Equity and
          Retained Deficit Accumulated During the Development Stage
                 For the Nine Months Ended December 31, 1999


               Agtech Environmental, Inc.                                          AEI Environ.  Deficit
                          Class A               Class B             Class C        (F/K/A Oak    Accum.
                     $.01 Par Add'l       $.01 Par  Add'l      $.01 Par Add'l      Brook Cap. I, During the   Stock
              Date ofValue    Paid-in     Value     Paid-in    Value    Paid-in    Inc., No Par  Development  Subscrip. Stockhold.
              Trans. Common   Capital     Common    Capital    Common   Capital    Value Common  Stage        Receiv.   Equity


Balance July
1, 1999                32,024  1,749,674    23,871    791,129    48,241   157,301        4,200    (1,792,870)         0   1,013,570

Sale of stock           5,400    534,600                                                                                    540,000

Subscriptions
of Stock      Sept.,
              1999      4,100     36,900                                                                        (41,000)          0

Exercise of
stock
options       Sept.,
              1999      1,000      2,000                                                                                      3,000

Common Stock
Retired at
Time of Merger09/13   (42,524)(2,321,174)  (25,871)  (791,129)  (48,241) (157,301)                                       (3,386,240)

Common Stock
(no par value)
Issued at Time
of Merger     09/13                                                                  3,386,240                            3,386,240

Sale of Stock                                                                          361,100                   40,000     401,100

Net loss for
the Six
Months Ended
December 31,
1999          12/31                                                                               (1,481,648)            (1,481,648)

Balance
December 31,
1999                 $      0 $        0  $      0   $      0  $      0  $      0   $3,751,540   $(3,274,518) $  (1,000) $  476,022


                                                                     EXHIBIT D
                          AEI Environmental, Inc.
                       (A Development Stage Company)
                         STATEMENTS OF CASH FLOWS
                For the Six Months ended December 31, 1999



                                                Six Months
                                                End
                                                December 31, 1999

Cash Flows from Operating Activities
     Net Loss                                     $   (1,481,648)
     Adjustments to Reconcile Net Loss to
     Net Cash (Used) by Operating Activities:
          Depreciation and Amortization                   58,161
          Change in Accounts Receivable                   10,444
          Change in Interest Receivable                     (155)
          Change in Costs and Estimated
            Earnings in Excess of Billings               (33,108)
          Change in Prepaid Expenses                     (46,951)
          Change in Bank Overdraft                        46,916
          Change in Accounts Payable                     140,241
          Change in Accrued Expenses                     183,674

          Total Adjustments                              359,222

          Net Cash (Used) by Operating Activities     (1,122,426)

     Cash Flows From Investing Activities:
          Purchase of Property and Equipment             (16,418)
          Deposits                                         2,400

     Net Cash Provided (Used) by Investing Activities    (14,018)



                                                                    EXHIBIT D
                           AEI Environmental , Inc.
                           STATEMENT OF CASH FLOWS
                 For the Six Months ending December 31, 1999




                                                 Six Months
                                                 Ended
                                                 December 31, 1999

CASH FLOW FROM FINANCING ACTIVITIES:
     Repayments on Loans Receivable                 $      15,000
     Advance to Affiliate                                 (10,000)
     Proceeds from Related Party Loans                     79,407
     Capital Contributions (Net of Negotiation Fees
       of $305,000                                        944,100
     Repayments of Capital Lease Obligations               (5,724)
     Change in Restricted Cash                             50,000

Net Cash Provided by Financing Activities               1,072,783

Net Increase (Decrease) in Cash and Cash
    Equivalents                                           (63,661)

Cash and Cash Equivalents, Beginning                       64,952

Cash and Cash Equivalents, Ending                   $       1,291

Supplemental Disclosures:

     Interest Paid                                  $         817

     Income Taxes Paid                              $           0


                           AEI Environmental, Inc.
                        NOTES TO FINANCIAL STATEMENTS
                              DECEMBER 31, 1999


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

                              AEI Environmental, Inc.
                           NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 1999


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

     (f)   Allowance for Doubtful Accounts

           Accounts receivable are reviewed periodically by management to determine the adequacy of the allowance for doubtful accounts. Amounts due from related parties are considered in relation to their individual agreements. Based upon management's evaluation as of December 31, 1999, an allowance for doubtful trade accounts was not considered necessary.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                             AEI ENVIRONMENTAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


December 31, 1999

=====================================
SIX MONTHS ENDING DECEMBER 31, 1999
=====================================
The following information should be read in conjunction with the historical financial information included in Item 1 of this Quarterly Report.

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

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of December 30, 1999, reflects a total asset value of $1,151,172. The Company currently has no line of credit.

Results of Operations

     During the period from January 1, 1998 through December 31, 1999, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

             -Filed on December 7, 1999, Item 7, Financial Statements.

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


                              AEI ENVIRONMENTAL, INC.

                              /s/ Mark Margason

DATE: February 22, 2000       By:    MARK MARGASON
                              Name:  MARK MARGASON
                              Title: Vice Chairman

