Form 10QSB
period 2000-03-31
AEI ENVIRONMENTAL INC
filed 2000-05-15
CIK 1071305

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           March 31, 2000

            Commission file Number                   000-24987


                             AEI ENVIRONMENTAL, INC.

             (Exact Name of Registrant as Specified in its Charter)


                                     COLORADO
                (State or Other Jurisdiction of Incorporation)



               000-24987                                36-4224726
        (Commission File Number)         (I.R.S. Employer Identification Number)

105 East First Street, Hinsdale, Illinois                 42135
(Address of Principal Executive Offices)                (Zip code)


                                  (270) 586-8688
             (Registrant's Telephone Number, Including Area Code)


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

Common Stock, No Par Value - 9,439,535 as of March 31, 2000.

Transitional Small Business Disclsure Format:

                         YES [X]        NO [ ]

             ---------------------------------------------------

                           FORWARD LOOKING STATEMENTS

             ---------------------------------------------------

THIS FORM 10-QSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY AEI ENVIRONMENTAL, INC. (HEREINAFTER REFERRED TO AS "AEI" AND/OR "COMPANY" AND/OR "REGISTRANT") OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, FIFTEEN U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF AEI AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                         AEI ENVIRONMENTAL, INC.

                          FINANCIAL STATEMENTS

                        FOR THE NINE MONTHS ENDED

                            MARCH 31, 2000

                         AEI Environmental, Inc.
                      (A Development Stage Company)
                              BALANCE SHEET
                             March 31, 2000

                                 ASSETS

CURRENT ASSETS

   Cash                                                           $    10,104
   Receivables:
     Trade                                           $     1,822
     Interest on loans                                     7,188
     Related party                                        10,000       19,010
   Inventories:
     Purchased parts                                     123,192
     Finished products at test sites                      51,800      174,992
   Prepaid expenses                                                    99,831

                  TOTAL CURRENT ASSETS                                303,937

PROPERTY AND EQUIPMENT
   Furniture and fixtures                                              74,469
   Computer equipment and software                                     27,531
   Leasehold improvements                                              25,819

                                                                      127,819
  Less accumulated depreciation and amortization                      (45,369)

                  TOTAL PROPERTY AND EQUIPMENT                         82,450

OTHER ASSETS

  Patents                                                              95,535
  Non-compete agreement (net of
   accumulated amortization of $41,667)                                58,333
  Goodwill (net of accumulated amortization of $56,277)               619,044
   Other intangible asset (net of accumulated amortization
   of $9,821)                                                          25,179
  Loans receivable                                                    150,000

  Deposits                                                             12,073

                  TOTAL OTHER ASSETS                                  960,164

                  TOTAL ASSETS                                     $1,346,551

See accompanying Notes to Financial Statements.

                         AEI ENVIRONMENTAL, INC.
                      (A Development Stage Company)
                              BALANCE SHEET
                             March 31, 2000


                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                $  333,051
   Accrued expenses:
        To related parties                            $   215,000
        To others                                          96,524     311,524
   Advance from related party                                         297,000
   Notes payable:
        To related parties                                275,400
        To individuals                                    160,000     435,400
   Current maturities of capital lease obligations                      5,572

                  TOTAL CURRENT LIABILITES                          1,382,547

LONG-TERM LIABILITIES
   Capital lease obligations, less current maturities                   8,663

STOCKHOLDERS' EQUITY
   Common Stock, no par value,
     40,000,000 shares authorized;
     9,439,535 shares issued and outstanding                        3,758,564
  Preferred Stock, $100 par value,
     10,000,000 shares authorized;
     no shares issued and outstanding                                       -
  Stock subscriptions receivable                                       (1,000)
  Deficit accumulated during development stage                     (3,802,223)

                  TOTAL STOCKHOLDERS' EQUITY DEFICIENCY               (44,659)

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $1,346,551

See accompanying Notes to Financial Statements.


                         AEI ENVIRONMENTAL, INC.
                      (A Development Stage Company)
                        STATEMENTS OF OPERATIONS
For the Periods of Nine and Three Months ended March 31, 2000 and for the
    Period from April 30, 1998 (Date of Inception) to March 31. 2000


                                            Nine Months        Three Months         April 30, 1998
                                            Ended              Ended                (Date of Inception)
                                            March 31, 2000     March 31, 2000       to March 31, 2000

Sales                                       $       14,139     $       14,139       $       14,139
Cost of products sold                                6,668              6,668                6,668

Gross profit                                         7,471              7,471                7,471
Expenses:
   Management fee                                  135,000             45,000              135,000
   Consulting fee                                  150,000                  -              150,000
   Research and development                        526,922                  -            1,624,416
   Loss on contract                                113,589            113,589              172,930
   Selling, general and administrative           1,086,312            368,623            1,741,416

Total expenses                                   2,011,823            527,212            3,823,762

Interest income                                     (5,671)            (1,890)             (35,212)
Interest expense                                    10,670              9,853               21,144

     Total interest (income) expense                 4,999              7,963              (14,068)

NET LOSS                                       ($2,009,351)         ($527,704)         ($3,802,223)

Net loss per share                                  ($0.23)            ($0.06)
Weighted average number of
common shares outstanding                        8,679,475          9,154,590


See accompanying Notes to Financial Statements.


                         AEI ENVIRONMENTAL, INC.
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS
      For the Periods of Nine and Three Months ended March 31, 2000

                                                               Nine Months          Three Months
                                                               Ended                Ended
                                                               March 31, 2000       March 31, 2000

Cash Flows from Operating Activities:
     Net loss                                                  ($ 2,009,351)        ($  527,704)
     Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities:
          Provision for depreciation and amortization                89,807              31,646
          Change in accounts receivable                               8,622              (1,822)
          Change in interest receivable                              (2,046)             (1,891)
          Change in inventories                                    (174,992)           (174,992)
          Change in costs and estimated
                earnings in excess of billings                       16,892              50,000
          Change in prepaid expenses                                (80,728)            (33,777)
          Change in accounts payable and bank overdraft             170,021             (17,136)
          Change in accrued expenses                                255,281              75,811
                    Total adjustments                               282,857             (72,161)
          Net cash (used in) operating activities                (1,726,494)           (599,865)

Cash Flows From Investing Activities:
       Purchase of property and equipment                           (40,238)            (23,821)
       Patents and deposits                                         (23,856)            (26,256)
       Net cash (used in) investing activities                      (64,094)            (50,077)

Cash Flows from Financing Activities:
     Repayments on loan receivable                                   15,000                   -
     Advance to related party                                       (10,000)                  -
     Proceeds from related party advances                           297,000             217,593
     Proceeds from notes payable                                    435,400             435,400
     Repayments of capital lease obligations                         (6,984)             (1,262)
     Change in restricted cash                                       50,000                   -
     Proceeds from sale of Common Stock                             955,324               7,024
     Net cash provided by financing activities                    1,735,740             658,755
Net Increase (Decrease) in Cash                                     (54,848)              8,813

Cash at beginning of period                                          64,952               1,291

CASH AT END OF PERIOD                                           $    10,104         $    10,104


See accompanying Notes to Financial Statements.

                         AEI ENVIRONMENTAL, INC.
                      (A Development Stage Company)
                         STATEMENT OF CASH FLOWS
For the Period from April 30, 1998 (Date of Inception) to March 31. 2000


Cash Flows from Operating Activities:
     Net loss                                                    ($ 3,802,223)
     Adjustments to reconcile net loss to
     net cash (used in) operating activities:
          Provision for depreciation and amortization                 153,135
          Accrued penalties and interest in relation to debt
           conversion                                                  25,409
          Pre-merger costs incurred by original corporation             4,200
          Change in accounts receivable                                (1,822)
          Change in interest receivable                                (7,188)
          Change in inventories                                      (174,992)
          Change in prepaid expenses                                  (99,831)
          Change in accounts payable and bank overdraft               333,051
          Change in accrued expenses                                  311,524
                    Total adjustments                                 543,486
          Net cash (used in) operating activities                  (3,258,737)

Cash Flows From Investing Activities:
       Purchase of property and equipment                             (69,567)
       Patents and deposits                                          (107,607)
       Net cash (used in) investing activities                       (177,174)

Cash Flows from Financing Activities:
     Repayments on loan receivable                                     15,000
     Advances on loans receivable                                    (175,000)
     Proceeds from related party advances                             297,000
     Proceeds from notes payable                                      435,400
     Repayments of capital lease obligations                          (19,340)
     Capital contributions
      (net of negotiation fees of $305,000)                         2,892,955

     Net cash provided by financing activities                      3,446,015

Net Increase (Decrease) in Cash                                        10,104

Cash at beginning of period                                                 -

CASH AT END OF PERIOD                                               $  10,104


See accompanying Notes to Financial Statements.

                         AEI ENVIRONMENTAL, INC.
                      NOTES TO FINANCIAL STATEMENTS
                             March 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Description of Development Stage Activities

            The Company has been in the development stage since its formation on April 30, 1998. It designs, manufactures, and installs proprietary computerized cooling, odor control and waste monitoring systems for livestock, dairy, swine and poultry operations and provides related supply products to system users. The systems economically reduce and manage facility temperatures and natural odor control for greater production efficiencies through farm management software and hardware technologies. Expansion of the technology has more recently lead to possible industrial warehouse and municipal applications.

            The Company expects to negotiate contacts with commercial livestock, swine and poultry operations for the installation of these systems and may finance these contracts through installment payments from the customer or by granting credit to the customer until the system begins operating.

            The Company is relying on its own estimates of the size of the potential market for its products based on trends showing increases in the size of livestock, dairy and poultry operations, the growing environmental sensitivity and resulting economic stimuli to deal with animal health, odor and waste monitoring in a safe and controlled manner, and its assumption that productivity increases brought about by its products will create economic advantages which will justify their costs.

            During the period of three months ended March 31, 2000, the Company sold its first environmental system controller and other related supplies. At March 31, 2000, several cooling and odor control systems are at trial sites. The Company expects to continue to evolve from its development stage to the operating stage with the continuing refinement of its product lines, and to complete installation of full-scale systems under contracts in the fourth quarter of this fiscal year.

(b) Basis of Presentation

           The financial information presented in the accompanying financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. See Note 2 of Notes to Financial Statements. Results shown for interim periods are not necessarily indicative of the results for a full fiscal year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form SB-1, filed April 21, 2000, for the fiscal year ended June 30, 1999.

(c) Method of Accounting for Contracts

           Revenues from and costs of the installations are recognized under the percentage-of-completion method of accounting for contracts. Under the percentage of completion method, income is recognized in the ratio that the costs incurred on a project bear to the estimated total contract cost. This method is used because management considers total cost to be the best available measure of progress on contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term. Adjustments to cost estimates are made periodically, and expected losses incurred on contracts in progress are charged to operations in the period such losses are determined. The aggregate of costs incurred and income recognized on uncompleted contracts in excess of related billings is shown as a current asset, and billings in excess of cost and income recognized are shown as a current liability.

(d) Fixed Assets

           Fixed assets, including capitalized equipment acquired by leases, are stated at cost. Depreciation is computed using the straight-line and accelerated methods, over the respective assets' estimated useful lives.

NOTE 2 - BASIS OF ACCOUNTING FOR EQUITY SECURITIES ISSUED
         FOR OTHER THAN CASH

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") issued by the FASB, is effective for specific transactions entered into after December 15, 1995. The disclosure requirements of SFAS 123 are effective for financial statements for fiscal years beginning no later than December 15, 1995. The new standard established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The Company is in the process of evaluating various agreements it has entered into that may meet the requirements for accounting recognition under SFAS 123, and, if applicable, it expects to adapt provisions of the new standard prior to the end of its fiscal year on June 30, 2000.

NOTE 3 - NOTE PAYABLE TO RELATED PARTIES

During the period of three months ended March 31, 2000, the Company received the proceeds of a note, signed by related parties, from a bank. The Company pledged all inventory, accounts receivable, equipment and intangibles as collateral for said note.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the historical financial information included in Item 1 of this Quarterly Report.

Results of Operations

During the period from April 30, 1998 through December 31, 1999, the Company engaged in no significant operations other than organizational activities, acquisition of capital, technology development, establishment of strategic partner relationships, and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. The Company recorded no revenues during this period.

During the period of three months ended March 31, 2000, the Company recorded the first sale of an environmental system controller and other related supplies. At March 31, 2000, a number of cooling and odor control systems are at trial swine and poultry sites, and it is anticipated that contracts for these installations will be finalized in the fourth quarter of the fiscal year or the units will be relocated to other potential customer locations. Also during the third quarter, the Company recognized a loss of approximately $100,000 associated with a waste treatment contract.

During the periods of nine and three months ended March 31, 2000, the Company incurred net losses of $2,009,351 and $527,704, respectively. At March 31, 2000, the Company has accrued fees of $150,000 payable to the venture capital firm responsible for orchestrating the September 1999 merger with its present publicly-traded corporate entity and additional interim financing. Under terms of consulting agreements, the Company recorded management fees of $135,000,000 and $90,000 during the nine and three-month periods ended March 31, 2000. General and administrative expenses in the three-month period ended March 31, 2000 increased over corresponding prior quarterly periods with the addition of personnel, rental of warehouse facilities, and the initiation of marketing programs.

For the current fiscal year, the Company anticipates incurring a net loss as a result of research and development activities during the first half of the year, the aforementioned waste treatment contract, organizational expenses, marketing start-up programs and costs associated with registration under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

The Company is concluding its development stage research and development activities. The Company currently has no line of credit. During the period of three months ended March 31, 2000, the Company received the proceeds of a $250,000 note, signed by related parties, from a bank. The Company pledged all inventory, accounts receivable, equipment and intangibles as collateral for said note. In addition, the Company signed notes payable totaling $160,000 to two individuals in March 2000, and additional notes with these same individuals have provided further working capital in the fourth quarter. The aforementioned venture capital firm has advanced the Company $297,000 as of March 31, 2000.

Need for Additional Financing

The Company believes that its existing capital sources will be sufficient to meet its cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, for
a period of approximately one year.   There is no assurance, however, that the
available funds will ultimately prove to be adequate to allow it to fully execute its business plan, and the Company's needs for additional financing are likely to increase substantially.

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

See Note 2 of Notes to Financial Statements regarding Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") issued by the FASB.

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


ITEM 5.  Other Information

None

ITEM 6.  Exhibits and Reports on Form 8 K

         a.  Exhibits

             None

         b.  Reports on Form 8 K

             None

INDEX TO EXHIBITS

EXHIBIT NO                DESCRIPTION


  99.1                    Safe Harbor Compliance Statement

______________________

                                 SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           AEI ENVIRONMENTAL, INC.


                                           __________________________
May 12, 2000                               Mark Margason
                                           Secretary


                                           __________________________
May 12, 2000                               Tom F. Perles
                                           Chief Accounting Officer